Form 10-K
period 2007-12-31
Home Equity Asset Trust 2007-1
filed 2008-03-31
CIK 1385057

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
UNITED STATES
FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(State or Other
Jurisdiction
(Telephone number,
including area code)
Home Equity Asset Trust 2007-1
Delaware
(I.R.S. Employer Identification No.)
13-3320910
(Commission file number of Issuing Entity)
(Address of Principal Executive Offices)
New York, New York
11 Madison Avenue
(Zip Code)
10010
(212)-325-2000
Securities registered pursuant to Section 12(b) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
For the fiscal year ended December 31, 2007
or
For the transition period from _____________ to _____________
(Exact name of Issuing Entity)
Securities registered pursuant to Section 12(g) of the Act:
None.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)
of the Act.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company"
in Rule 12b-2 of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ Yes]
Documents incorporated by reference:
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not Applicable.
[X No]
[ Yes] [X No]
[X Yes] [ No]
[X]
[ Yes] [X No]
Large accelerated filer [ ]
Accelerated filer [ ]
Non-accelerated filer [X]
(Exact Name of Registrant as Specified in its Charter)
(Exact Name of Sponsor as Specified in its Charter)
Credit Suisse First Boston Mortgage Securities Corp. (Depositor)
DLJ MORTGAGE CAPITAL, INC.
333-135481-12
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Not Applicable.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.
Not Applicable.
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.)
into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement;
and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
Certain information is incorporated by reference below under Additional Disclosure Items Pursuant to
General Instruction J.
Smaller reporting company [ ]
PART I
Item 1. Business.
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
None.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
PART II
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
No disclosure is required to be provided.
Item 9B. Other Information.
Item 10. Directors and Executive Officers and Corporate Governance.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Item 14. Principal Accounting Fees and Services.
PART III
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
Item 1112(b) of Regulation AB.
Item 1117 of Regulation AB.
Item 1119 of Regulation AB.
Item 1122 of Regulation AB.
Servicer Compliance Statement.
Significant Obligors of Pool Assets (Financial Information).
Legal Proceedings.
Affiliations and Certain Relationships and Related Transactions.
Compliance with Applicable Servicing Criteria
Item 1123 of Regulation AB.
The registrant knows of no material pending legal proceedings involving the entities contemplated by Item 1117 of
Regulation AB, other than routine litigation incidental to the duties of those respective parties.
No single obligor represents 10% or more of the pool assets held by the issuing entity.
No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.
Credit Suisse International provides a Swap Agreement for the trust as disclosed in the 424 Prospectus. No additional disclosure is necessary because the significance percentage for the Swap Agreement is less than 10%.
Item 1115(b) of Regulation AB.
The information regarding this Item has been previously filed in a 424(b)(5) filing with the Securities and Exchange
Commission on Februrary 1, 2007 as Commission File No. 333-135481-12, Film No. 07570786, CIK No. 0001385057.
The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.
a) LaSalle Bank National Association, as Custodian
LaSalle Bank National Association's ("LaSalle") Report on Assessment of Compliance with Servicing Criteria for 2007 (the
"2007 Assessment") attached to this Report on Form 10-K describes in Appendix B the following material instance of noncompliance related to investor reporting:
"1122(d)(3)(i)(A) and (B) - During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material."
b) Select Portfolio Servicing, Inc., as Servicer and Modification Oversight Agent
c) U.S. Bank National Association, as Trustee
d) Wells Fargo Bank, N.A., as Custodian
e) Wells Fargo Bank, N.A., as Servicer
Item 1114(b)(2) of Regulation AB.
Credit Enhancement and Other Support, Except for Certain
Derivatives Instruments (Information Regarding Significant
Enhancement Providers Financial Information).
The servicer compliance statements are attached hereto under Item 15.
Certain Derivatives Instruments (Financial Information).
SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K.
a) Select Portfolio Servicing, Inc., as Servicer and Modification Oversight Agent
b) Wells Fargo Bank, N.A., as Servicer
b) Not applicable.
Item 15. Exhibits, Financial Statement Schedules.
c) Omitted.
PART IV
a) Exhibits
The Pooling and Servicing Agreement, dated as of January 1, 2007 by and among Credit Suisse First
Boston Mortgage Securities Corp., as Depositor, DLJ Mortgage Capital, Inc., as Seller, Wells Fargo
Bank, N.A., as Servicer, Select Portfolio Servicing, Inc., as Servicer and Modification Oversight Agent,
Clayton Fixed Income Services Inc., as Credit Risk Manager and U.S. Bank National Association, as
Trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the issuing entity, as filed with the Securities and Exchange Commission on February 16, 2007 as File No.
333-135481-12, Film No. 07632309, CIK No. 0001385057).
Incorporated by reference as Exhibit (4.1).
Exhibit 4.1
Exhibit 10.1
Exhibit 33 Reports on assessment of compliance with servicing criteria for asset-backed securities.
Exhibit 34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
Exhibit 35 Servicer compliance statements.
Exhibit 31 Rule 13a-14(d)/15d-14(d) Certifications.
a) LaSalle Bank National Association, as Custodian
b) Select Portfolio Servicing, Inc., as Servicer and Modification Oversight Agent
c) U.S. Bank National Association, as Trustee
d) Wells Fargo Bank, N.A., as Custodian
e) Wells Fargo Bank, N.A., as Servicer
a) LaSalle Bank National Association, as Custodian
b) Select Portfolio Servicing, Inc., as Servicer and Modification Oversight Agent
c) U.S. Bank National Association, as Trustee
d) Wells Fargo Bank, N.A., as Custodian
e) Wells Fargo Bank, N.A., as Servicer
a) Select Portfolio Servicing, Inc., as Servicer and Modification Oversight Agent
b) Wells Fargo Bank, N.A., as Servicer
SIGNATURES
March 28, 2008
/s/ Bruce Kaiserman
Bruce Kaiserman
Vice President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
(Registrant) :
Credit Suisse First Boston Mortgage Securities Corp.
(Senior Officer in Charge of Securitization of the Depositor)
Title:
By (Signature and Title):
Name:
Date
EXHIBIT INDEX
EXHIBIT DESCRIPTION
Exhibit 33 Reports on assessment of compliance with servicing criteria for asset-backed securities.
Exhibit 34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
Exhibit 35 Servicer compliance statement.
Exhibit 31 Rule 13a-14(d)/15d-14(d) Certifications.
a) LaSalle Bank National Association, as Custodian
b) Select Portfolio Servicing, Inc., as Servicer and Modification Oversight Agent
c) U.S. Bank National Association, as Trustee
d) Wells Fargo Bank, N.A., as Custodian
e) Wells Fargo Bank, N.A., as Servicer
a) LaSalle Bank National Association, as Custodian
b) Select Portfolio Servicing, Inc., as Servicer and Modification Oversight Agent
c) U.S. Bank National Association, as Trustee
d) Wells Fargo Bank, N.A., as Custodian
e) Wells Fargo Bank, N.A., as Servicer
a) Select Portfolio Servicing, Inc., as Servicer and Modification Oversight Agent
b) Wells Fargo Bank, N.A., as Servicer